Form 10-K
period 2016-12-31
Wells Fargo Commercial Mortgage Trust 2016-BNK1
filed 2017-03-27
CIK 1679420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-07

Central Index Key Number of the issuing entity: 0001679420

Wells Fargo Commercial Mortgage Trust 2016-BNK1

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4006864 38-4006865 38-7145156 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                           Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Vertex Pharmaceuticals HQ Mortgage Loan, the One Stamford Forum Mortgage Loan, the Pinnacle II Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the One Penn Center Mortgage Loan, the FedEx - Fife, WA Mortgage Loan, the FedEx - Atlanta, GA Mortgage Loan, the FedEx - West Palm Beach, FL Mortgage Loan and the FedEx - Boulder, CO Mortgage Loan, which constituted approximately 9.2%, 8.2%, 4.6%, 4.3%, 4.0%, 2.3%, 1.6%, 1.4% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Vertex Pharmaceuticals HQ Mortgage Loan which is an asset of the issuing entity and nine other pari passu loans, which are not assets of the issuing entity, (b) with respect to the One Stamford Forum Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Pinnacle II Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Simon Premium Outlets Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the One Penn Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the FedEx-Fife, WA Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the FedEx-Atlanta, GA Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (h) with respect to the FedEx-West Palm Beach, FL Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (i) with respect to the FedEx-Boulder, CO Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Vertex Pharmaceuticals HQ Mortgage Loan, the One Stamford Forum Mortgage Loan, the Pinnacle II Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the One Penn Center Mortgage Loan, the FedEx-Fife, WA Mortgage Loan, the FedEx-Atlanta, GA Mortgage Loan, the FedEx-West Palm Beach, FL Mortgage Loan and the FedEx-Boulder, CO Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Shops at Crystals Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The Shops at Crystals Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Shops at Crystals Mortgage Loan and fourteen other pari passu loans and nine subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Shops at Crystals Trust 2016-CSTL transaction (the “Shops at Crystals 2016-CSTL Transaction”). This loan combination, including The Shops at Crystals Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of The Shops at Crystals Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the trustee and custodian of The Shops at Crystals Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes The Shops at Crystals Mortgage Loan, the servicer compliance statements of KeyBank National Association, as primary servicer of The Shops at Crystals Mortgage Loan, and AEGON USA Realty Advisors, LLC, as special servicer of The Shops at Crystals Mortgage Loan,  listed on the Exhibit Index, are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian and KeyBank National Association, as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 18, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Shops at Crystals Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Shops at Crystals 2016-CSTL Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 8, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of July 20, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer and Wells Fargo Bank, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein).

4.3           Co-Lender Agreement, dated as of July 15, 2016, by and among Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder and  Initial Note A-3-1 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.4           Agreement Between Note Holders, dated as of June 28, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.5           Co-Lender Agreement, dated as of July 28, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.6           Agreement Between Note Holders, dated as of August 4, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.7           Agreement Between Note Holders, dated as of August 18, 2016, by and among Wells Fargo Bank, National Association as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.8           Agreement Between Note Holders, dated as of May 4, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.9           Agreement Between Note Holders, dated as of May 19, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.10         Agreement Between Note Holders, dated as of May 19, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.11         Agreement Between Note Holders, dated as of May 13, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

4.12         Co-Lender Agreement, dated as of July 20, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note 1 Holder, Bank of America, N.A., as Initial Note 2 Holder and Wells Fargo Bank, National Association, as Initial Note 3 Holder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on September 8, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.1)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.5)
33.14 Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.1)
33.18 Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.5)
33.22 Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)
33.26 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.5)
33.30 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.34 Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.1)
33.42 Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.2)
33.43 Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Penn Center Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 33.5)
33.46 Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.1)
33.50 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.2)
33.51 Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.5)
33.54 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.6)
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.8)
33.57 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.1)
33.58 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.2)
33.59 Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.4)
33.61 Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.5)
33.62 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.6)
33.63 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.7)
33.64 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.8)
33.65 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.1)
33.66 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.2)
33.67 Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)
33.68 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.4)
33.69 Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.5)
33.70 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.6)
33.71 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.7)
33.72 National Tax Search, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.8)
33.73 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.1)
33.74 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.2)
33.75 Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)
33.76 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.4)
33.77 Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.5)
33.78 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.6)
33.79 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.7)
33.80 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.8)
33.81 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan
33.82 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan
33.83 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 33.4)
33.84 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.1)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.5)
34.14 Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.1)
34.18 Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.5)
34.22 Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)
34.26 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.5)
34.30 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.34 Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.1)
34.42 Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.2)
34.43 Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Penn Center Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 34.5)
34.46 Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.1)
34.50 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.2)
34.51 Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.5)
34.54 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.6)
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.8)
34.57 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.1)
34.58 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.2)
34.59 Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.4)
34.61 Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.5)
34.62 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.6)
34.63 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.7)
34.64 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.8)
34.65 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.1)
34.66 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.2)
34.67 Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)
34.68 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.4)
34.69 Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.5)
34.70 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.6)
34.71 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.7)
34.72 National Tax Search, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.8)
34.73 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.1)
34.74 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.2)
34.75 Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)
34.76 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.4)
34.77 Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.5)
34.78 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.6)
34.79 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.7)
34.80 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.8)
34.81 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan
34.82 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan
34.83 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 34.4)
34.84 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.1)
35.11 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)
35.14 Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.3)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.1)
35.17 Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.2)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the One Penn Center Mortgage Loan (see Exhibit 35.3)
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.1)
35.20 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.2)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.3)
35.22 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.1)
35.23 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.2)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.3)
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.1)
35.26 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.2)
35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.3)
35.28 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.1)
35.29 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.2)
35.30 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.3)
35.31 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.32 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.33 Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Crystals Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of August 4, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 4, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 4, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 8, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein).

4.2 Trust and Servicing Agreement, dated as of July 20, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer and Wells Fargo Bank, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein).

4.3 Co-Lender Agreement, dated as of July 15, 2016, by and among Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-3-1 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.4 Agreement Between Note Holders, dated as of June 28, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.5 Co-Lender Agreement, dated as of July 28, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.6 Agreement Between Note Holders, dated as of August 4, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.7 Agreement Between Note Holders, dated as of August 18, 2016, by and among Wells Fargo Bank, National Association as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.8 Agreement Between Note Holders, dated as of May 4, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.9 Agreement Between Note Holders, dated as of May 19, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein

4.10 Agreement Between Note Holders, dated as of May 19, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein

4.11 Agreement Between Note Holders, dated as of May 13, 2016, by and among Bank of America, N.A. as Initial Note A-1 Holder and Citigroup Global Markets Realty Corp. as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

4.12 Co-Lender Agreement, dated as of July 20, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note 1 Holder, Bank of America, N.A., as Initial Note 2 Holder and Wells Fargo Bank, National Association, as Initial Note 3 Holder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on September 8, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein.

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.1)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.5)
33.14 Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.1)
33.18 Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.5)
33.22 Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)
33.26 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.5)
33.30 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.34 Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.1)
33.42 Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.2)
33.43 Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Penn Center Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 33.5)
33.46 Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.1)
33.50 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.2)
33.51 Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.5)
33.54 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.6)
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.8)
33.57 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.1)
33.58 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.2)
33.59 Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.4)
33.61 Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.5)
33.62 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.6)
33.63 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.7)
33.64 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.8)
33.65 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.1)
33.66 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.2)
33.67 Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)
33.68 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.4)
33.69 Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.5)
33.70 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.6)
33.71 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.7)
33.72 National Tax Search, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.8)
33.73 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.1)
33.74 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.2)
33.75 Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)
33.76 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.4)
33.77 Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.5)
33.78 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.6)
33.79 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.7)
33.80 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.8)
33.81 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan
33.82 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan
33.83 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 33.4)
33.84 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.1)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.5)
34.14 Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.1)
34.18 Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.5)
34.22 Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)
34.26 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.5)
34.30 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.34 Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.1)
34.42 Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.2)
34.43 Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the One Penn Center Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 34.5)
34.46 Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.1)
34.50 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.2)
34.51 Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.5)
34.54 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.6)
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.8)
34.57 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.1)
34.58 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.2)
34.59 Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.4)
34.61 Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.5)
34.62 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.6)
34.63 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.7)
34.64 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.8)
34.65 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.1)
34.66 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.2)
34.67 Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)
34.68 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.4)
34.69 Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.5)
34.70 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.6)
34.71 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.7)
34.72 National Tax Search, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.8)
34.73 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.1)
34.74 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.2)
34.75 Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)
34.76 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.4)
34.77 Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.5)
34.78 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.6)
34.79 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.7)
34.80 National Tax Search, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.8)
34.81 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan
34.82 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan
34.83 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 34.4)
34.84 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.1)
35.11 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)
35.14 Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.3)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.1)
35.17 Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.2)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the One Penn Center Mortgage Loan (see Exhibit 35.3)
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.1)
35.20 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.2)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.3)
35.22 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.1)
35.23 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.2)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.3)
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.1)
35.26 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.2)
35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.3)
35.28 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.1)
35.29 Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.2)
35.30 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.3)
35.31 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.32 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.33 Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Crystals Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of August 4, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 4, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 4, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 18, 2016 under Commission File No. 333-206677-07 and incorporated by reference herein)