Form 10-K
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2016-BNK1
filed 2020-03-18
CIK 1679420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

Wells Fargo Bank, National Association acts as trustee of The Shops at Crystals Mortgage Loan.  Pursuant to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the Subject Transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of The Shops at Crystals Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of The Shops at Crystals Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes The Shops at Crystals Mortgage Loan, the servicer compliance statements of KeyBank National Association, as primary servicer of The Shops at Crystals Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.1)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.5)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.1)

33.17       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.5)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.31       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.1)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.2)

33.39       Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 33.5)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.8)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.2)

33.46       Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.7)

33.50       National Tax Search, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.8)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.1)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.2)

33.53       Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.5)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.6)

33.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.7)

33.57       National Tax Search, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.8)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.1)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.5)

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

33.64       National Tax Search, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.8)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.1)

33.66       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.2)

33.67       Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.5)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.6)

33.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.7)

33.71       National Tax Search, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.8)

33.72       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

33.73       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan

33.74       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.5)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.1)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.5)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.1)

34.17       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.5)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.31       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.1)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.2)

34.39       Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 34.5)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.8)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.2)

34.46       Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.7)

34.50       National Tax Search, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.8)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.1)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.2)

34.53       Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.5)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.6)

34.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.7)

34.57       National Tax Search, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.8)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.1)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.5)

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

34.64       National Tax Search, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.8)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.1)

34.66       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.2)

34.67       Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.5)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.6)

34.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.7)

34.71       National Tax Search, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.8)

34.72       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

34.73       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan

34.74       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.5)

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

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.2)

35.22       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2020