Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2016-BNK1
filed 2021-03-11
CIK 1679420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Vertex Pharmaceuticals HQ Mortgage Loan, the One Stamford Forum Mortgage Loan, the Pinnacle II Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the One Penn Center Mortgage Loan, the FedEx - Fife, WA Mortgage Loan, the FedEx - Atlanta, GA Mortgage Loan, the FedEx - West Palm Beach, FL Mortgage Loan and the FedEx - Boulder, CO Mortgage Loan, which constituted approximately 9.2%, 8.2%, 4.6%, 4.3%, 4.0%, 2.3%, 1.6%, 1.4% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Vertex Pharmaceuticals HQ Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity, (b) with respect to the One Stamford Forum Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Pinnacle II Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Simon Premium Outlets Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the One Penn Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the FedEx - Fife, WA Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the FedEx - Atlanta, GA Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (h) with respect to the FedEx - West Palm Beach, FL Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (i) with respect to the FedEx - Boulder, CO Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Vertex Pharmaceuticals HQ Mortgage Loan, the One Stamford Forum Mortgage Loan, the Pinnacle II Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the One Penn Center Mortgage Loan, the FedEx - Fife, WA Mortgage Loan, the FedEx - Atlanta, GA Mortgage Loan, the FedEx - West Palm Beach, FL Mortgage Loan and the FedEx - Boulder, CO Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of The Shops at Crystals Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes The Shops at Crystals Mortgage Loan, the servicer compliance statements of KeyBank National Association as primary servicer of The Shops at Crystals Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

Date: March 11, 2021