Form 10-K
period 2021-12-31
Wells Fargo Commercial Mortgage Trust 2016-BNK1
filed 2022-03-15
CIK 1679420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Shops at Crystals Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The Shops at Crystals Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Shops at Crystals Mortgage Loan, fourteen other pari passu loans and nine subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Shops at Crystals Trust 2016-CSTL transaction (the “Shops at Crystals 2016-CSTL Transaction”). This loan combination, including The Shops at Crystals Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

AEGON USA Realty Advisors, LLC is the special servicer of The Shops at Crystals Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Shops at Crystals Mortgage Loan from January 1, 2021 to March 17, 2021. As a result, AEGON USA Realty Advisors, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combination that includes The Shops at Crystals Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan prior to March 18, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan prior to March 18, 2021, KeyBank National Association as primary servicer of The Shops at Crystals Mortgage Loan and Situs Holdings, LLC as special servicer of The Shops at Crystals Mortgage Loan on and after March 18, 2021, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

4.3           Co-Lender Agreement, dated as of July 15, 2016, by and among Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder Initial Note A-3-1 Holder, Initial Note A-3-2 Holder, Initial Note A-4 Holder and Citigroup Global Markets Realty Corp. Initial Note A-5 Holder, Initial Note A-6-1 Holder, Initial Note A-6-2 Holder and Initial Note A-7 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on August 18, 2016  under Commission File No. 333-206677-07 and incorporated by reference herein.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.2)

33.40       Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 33.6)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.1)

33.46       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.2)

33.47       Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.6)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.7)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.2)

33.54       Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.5)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.6)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.7)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.1)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.2)

33.61       Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.5)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.6)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.7)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.1)

33.67       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.2)

33.68       Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.5)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.6)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.7)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.73       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

33.74       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to March 18, 2021 (Omitted. See Explanatory Notes.)

33.75       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan on and after March 18, 2021

33.76       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.5)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.2)

34.40       Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 34.6)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.1)

34.46       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.2)

34.47       Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.6)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.7)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.2)

34.54       Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.5)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.6)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.7)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.1)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.2)

34.61       Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.5)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.6)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.7)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.1)

34.67       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.2)

34.68       Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.5)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.6)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.7)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.73       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

34.74       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to March 18, 2021 (Omitted. See Explanatory Notes.)

34.75       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan on and after March 18, 2021

34.76       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.5)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.2)

35.23       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to March 18, 2021 (Omitted. See Explanatory Notes.)

35.25       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan on and after March 18, 2021 (Omitted. See Explanatory Notes.)

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

Date: March 14, 2022