Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2016-BNK1
filed 2024-03-11
CIK 1679420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Situs Holdings, LLC is the special servicer of The Shops at Crystals Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Shops at Crystals Mortgage Loan from January 1, 2023 to April 2, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combination that includes The Shops at Crystals Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 and KeyBank National Association as primary servicer of The Shops at Crystals Mortgage Loan and special servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.6)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.7)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.73       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

33.74       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 (Omitted. See Explanatory Notes.)

33.75       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023 (see Exhibit 33.73)

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

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.6)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.7)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.73       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

34.74       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 (Omitted. See Explanatory Notes.)

34.75       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023 (see Exhibit 34.73)

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

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.2)

35.23       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 (Omitted. See Explanatory Notes.)

35.25       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 11, 2024