Form 10-K
period 2024-12-31
Wells Fargo Commercial Mortgage Trust 2016-BNK1
filed 2025-03-10
CIK 1679420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combination that includes The Shops at Crystals Mortgage Loan, the servicer compliance statement of KeyBank National Association as primary servicer of The Shops at Crystals Mortgage Loan and special servicer of The Shops at Crystals Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, and Custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.10       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

33.11       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 33.10)

33.12       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.15       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.1)

33.16       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.2)

33.17       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.5)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.6)

33.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 33.7)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.1)

33.23       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.2)

33.24       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.5)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)

33.30       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.2)

33.31       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.5)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 33.6)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.7)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.37       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.38       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 33.2)

33.45       Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 33.5)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 33.6)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 33.7)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.1)

33.51       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.2)

33.52       Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.5)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.6)

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 33.7)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.1)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.2)

33.59       Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.6)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 33.7)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.1)

33.65       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.2)

33.66       Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.5)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.6)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 33.7)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.1)

33.72       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.2)

33.73       Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.5)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.6)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 33.7)

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

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.10       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

34.11       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 34.10)

34.12       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.15       Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.1)

34.16       Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.2)

34.17       Wilmington Trust, National Association, as Trustee of the Vertex Pharmaceuticals HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.5)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.6)

34.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 34.7)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.1)

34.23       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.2)

34.24       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.5)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)

34.30       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.2)

34.31       Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.5)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (see Exhibit 34.6)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.7)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.37       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.38       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 34.2)

34.45       Wilmington Trust, National Association, as Trustee of the One Penn Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the One Penn Center Mortgage Loan (see Exhibit 34.5)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the One Penn Center Mortgage Loan (see Exhibit 34.6)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Penn Center Mortgage Loan (see Exhibit 34.7)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.1)

34.51       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.2)

34.52       Wilmington Trust, National Association, as Trustee of the FedEx - Fife, WA Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.5)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.6)

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Fife, WA Mortgage Loan (see Exhibit 34.7)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.1)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.2)

34.59       Wilmington Trust, National Association, as Trustee of the FedEx - Atlanta, GA Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.6)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 34.7)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.1)

34.65       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.2)

34.66       Wilmington Trust, National Association, as Trustee of the FedEx - West Palm Beach, FL Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.5)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.6)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 34.7)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.1)

34.72       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.2)

34.73       Wilmington Trust, National Association, as Trustee of the FedEx - Boulder, CO Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.5)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.6)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 34.7)

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

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.6         KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Vertex Pharmaceuticals HQ Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the One Penn Center Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Fife, WA Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Atlanta, GA Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - West Palm Beach, FL Mortgage Loan (see Exhibit 35.2)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the FedEx - Boulder, CO Mortgage Loan (see Exhibit 35.2)

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

Date: March 10, 2025